Form 10-K/A
period 2013-12-31
Sequoia Mortgage Trust 2013-1
filed 2014-05-19
CIK 1563531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 28, 2014, is to revise Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria in the body of the Form 10-K to provide additional information as to the material instance of noncompliance disclosed by PHH Mortgage Corporation in its assessment of compliance with applicable servicing criteria, which is Exhibit 33.2 to the Form 10-K.

No other changes have been made to the Form 10-K other than the change described above. This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Also, Christiana Trust, a division of Wilmington Savings Fund Society FSB (“Christiana”), the trustee, does not participate in any servicing function for the transaction that is the subject of this 10-K/A filing. Therefore, there is no reference to Christiana in the chart below; nor does this 10-K/A filing include any assessment or auditor report from Christiana. Finally, any discrepancies between the chart below and the assessment of compliance exhibit provided by any party listed in the chart is explained by the fact that the chart is specific to the transaction that is the subject of this 10-K/A filing, whereas each party’s respective assessment of compliance is issued on a platform basis and includes coverage of other additional transactions that are not the subject of this 10-K/A filing.

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

Wells Fargo Bank, N.A.

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services division of Wells Fargo Bank, National Association (the “2013 Wells Fargo Assessment”) for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Item 1122(d)(3)(i)(B) and Item 1122(d)(3)(ii) of Regulation AB. The 2013 Wells Fargo Assessment is attached to this Form 10-K/A as exhibit 33.8.

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

PHH Mortgage Corporation

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by PHH Mortgage Corporation (the “2013 PHH Assessment”) for its platform, discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Item 1122(d)(4)(vii) of Regulation AB. The 2013 PHH Assessment is attached to this Form 10-K/A as exhibit 33.2.

1122(d)(4)(vii) During the year ended December 31, 2013, it was determined certain foreclosure proceedings were not concluded in accordance with the published Fannie Mae foreclosure timelines.

PHH Mortgage Corporation does not believe that any of the subject loan transactions constituted a ‘material instance of noncompliance’ because each foreclosure proceeding delay was a permissible exception to the applicable published Fannie Mae foreclosure timeline. Accordingly, there are no issues for PHH Mortgage Corporation to remediate. Additionally, PHH Mortgage Corporation has reviewed its records and determined that it has not conducted foreclosure proceedings with respect to any of the mortgage loans included in this Sequoia transaction.

The instances of noncompliance involving foreclosure and repossession procedures that were not concluded in accordance with the timelines in the transaction agreements were outside the control of PHH. The published Fannie Mae foreclosure timelines vary by state. PHH Mortgage Corporation reviewed each of the subject loan transactions in detail and concluded that, in each case, the delay in concluding foreclosure proceedings was permissible under Fannie Mae Servicing Guide Announcement SVC-2010-12 because the delay was due to reasons and circumstances outside the control of PHH Mortgage Corporation. These reasons and circumstances consisted of court delay, state mandated documentation change delay, investor delay, attorney error delay, title delay, bankruptcy delay, loss mitigation delay and contested foreclosure delay. The above-described delays have had no effect on the transactions involving the subject loans. None of the subject loans were included in this Sequoia transaction.

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

Sequoia Residential Funding, Inc.
(Depositor)

/s/ Brett D. Nicholas
Brett D. Nicholas, Chairman of the Board, President and Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: May 19, 2014

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