Form 10-K
period 2014-12-31
Sequoia Mortgage Trust 2013-1
filed 2015-03-30
CIK 1563531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

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

Item 1117 of Regulation AB, Legal Proceedings.

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against the depositor, Redwood Trust, Inc. (“Redwood Trust”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of December 31, 2014, the FHLB-Seattle has received approximately $115.8 million of principal and $11.1 million of interest payments in respect of the Seattle Certificate. As of December 31, 2014, the Seattle Certificate had a remaining outstanding principal amount of approximately $17.5 million. The claims were subsequently dismissed for lack of personal jurisdiction as to the depositor and Redwood Trust. The depositor and Redwood Trust agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against the depositor and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against the depositor and sought unspecified damages and attorneys’ fees and costs from the depositor.

Schwab claims that the depositor made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of the depositor from the action. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of December 31, 2014, Schwab has received approximately $12.9 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. As of December 31, 2014, the Schwab Certificate had a remaining outstanding principal amount of approximately $1.9 million. The depositor and Redwood Trust agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

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

The depositor has been notified by Citibank, N.A. (“Citibank”) and Wells Fargo Bank, N.A. (“Wells Fargo”), respectively, of material pending legal proceedings to which Citibank and Wells Fargo are, respectively, subject in connection with their role as trustee on certain RMBS transactions. This Sequoia transaction is not a party to nor subject to the pending legal proceedings.

The disclosure that the depositor received from each of Citibank and Wells Fargo, respectively, is included here:

Citibank, N.A.

In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. One such proceeding was a civil action filed against Citibank in the Supreme Court of the State of New York on June 18, 2014 by a group of investors in 48 private-label RMBS trusts for which Citibank serves or did serve as trustee, asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank serves or did serve as trustee, filed a new civil action against Citibank in the Southern District of New York asserting similar claims as the prior action filed in state court.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and intends to vigorously defend against the litigation. Furthermore, neither the above-disclosed litigation nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties under the Pooling & Servicing Agreement for the RMBS trusts.

Wells Fargo Bank, N.A.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 residential mortgage backed securities (“RMBS”) trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The seller and servicing administrator, the sponsor and the depositor are each either directly or indirectly wholly-owned subsidiaries of Redwood Trust, Inc. There is not currently, and there was not during the past two years, any material business relationship, agreement, arrangement, transaction or understanding that is or was entered into outside the ordinary course of business or is or was on terms other than would be obtained in an arm’s length transaction with an unrelated third party, between (a) any of the seller, the sponsor, the depositor and the issuing entity on the one hand and (b) any of the trustee, any servicer, the custodian, the master servicer, the securities administrator or either originator of the mortgage loans on the other hand.

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

PHH Mortgage Corporation services less than 5% of the mortgage loans in this transaction. Therefore, for purposes of Item 1123 PHH Mortgage Corporation is not a servicer that meets the threshold criteria in Item 1108 of Regulation AB and PHH Mortgage Corporation did not provide for this transaction a servicer compliance statement pursuant to Item 1123 of Regulation AB.

SEQUOIA RESIDENTIAL FUNDING, INC.

SEMT 2013-1

Regulation AB 1122(d)

Regulation AB Reference	Servicing Criteria	Wells Fargo Bank N.A., as Master Servicer	Citibank, N.A., as Securities Administrator and Paying Agent	PHH Mortgage Corp., as Servicer	First Republic Bank, as Servicer	Cenlar, FSB, as Servicer	Redwood Residential Acquisition Corporation, as Servicing Administrator	Everbank, as Servicer	Wells Fargo Bank N.A., as Custodian
General Servicing Considerations

1122(d)(1)(i)	Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.	X	X	X	X	X		X

1122(d)(1)(ii)	If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party’s performance and compliance with such servicing activities.	X	X	X	X	X		X

1122(d)(1)(iii)	Any requirements in the transaction agreements to maintain a back-up servicer for the pool assets are maintained.	N/A	N/A	X	N/A	N/A	N/A	N/A	N/A

1122(d)(1)(iv)	A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.	X		X	X	X		X

General Servicing Considerations

1122(d)(2)(i)	Payments on pool assets are deposited into the appropriate bank collection accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.	X	X	X	X	X		X

1122(d)(2)(ii)	Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.	X	X	X	X	X		X

1122(d)(2)(iii)	Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.	X		X	X	X	X	X

1122(d)(2)(iv)	The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of over collateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.	X	X	N/A	X	X		X

1122(d)(2)(v)	Each collection account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, “federally insured depository institution” with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.	X	X	X	X	X	X

1122(d)(2)(vi)	Unissued checks are safeguarded so as to prevent unauthorized access.	X	X	X	X		X

1122(d)(2)(vii)	Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including collection accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.	X	X	X	X	X	X

Investor Remittances and Reporting

1122(d)(3)(i)	Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors’ or the trustee’s records as to the total unpaid principal balance and number of pool assets serviced by the Servicer.	X	X	X (Except NOT 1122(d)(3)(i)(C))	X (Except NOT 1122(d)(3)(i)(C))	X	X

1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.	X	X	X	X	X	X

1122(d)(3)(iii)	Disbursements made to an investor are posted within two business days to the Servicer’s investor records, or such other number of days specified in the transaction agreements.	X	X	X	X	X	X

1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.	X	X	X	X	X	X

Pool Asset Administration

1122(d)(4)(i)	Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.			X	X	X	X	X

1122(d)(4)(ii)	Pool assets and related documents are safeguarded as required by the transaction agreements.			X	X	X	X	X

1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed & approved in accordance with any conditions or requirements in the transaction agreements.	N/A	N/A	X	X	X	X

1122(d)(4)(iv)	Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents are posted to the Servicer’s obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related pool asset documents.	N/A	N/.A	X	X	X	X

1122(d)(4)(v)	The Servicer’s records regarding the pool assets agree with the Servicer’s records with respect to an obligor’s unpaid principal balance.	N/A	N/A	X	X	X	X

1122(d)(4)(vi)	Changes with respect to the terms or status of an obligor’s pool assets (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.	N/A	N/A	X	X	X	X

1122(d)(4)(vii)	Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.	N/A	N/A	X	X	X	X

1122(d)(4)(viii)	Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity’s activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).	N/A	N/A	X	X	X	X

1122(d)(4)(ix)	Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.	N/A	N/A	X	X	X	X

1122(d)(4)(x)	Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor’s pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.	N/A	N/A	X	X	X	X

1122(d)(4)(xi)	Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.	N/A	N/A	X	X	X	X

1122(d)(4)(xii)	Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer’s funds and not charged to the obligor, unless the late payment was due to the obligor’s error or omission.	N/A	N/A	X	X	X		X

1122(d)(4)(xiii)	Disbursements made on behalf of an obligor are posted within two business days to the obligor’s records maintained by the servicer, or such other number of days specified in the transaction agreements.	N/A	N/A	X	X	X		X

1122(d)(4)(xiv)	Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.	X	X	X	X	X		X

1122(d)(4)(xv)	Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.	N/A	N/A	N/A	N/A	N/A	N/A		N/A

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

33.2 PHH Mortgage Corporation, as Servicer

33.3 First Republic Bank, as Servicer

33.4 Cenlar, FSB, as Servicer

33.5 Redwood Residential Acquisition Corporation, as Servicing Administrator

33.6 Everbank, as Servicer

33.7 Wells Fargo Bank, as Custodian

33.8 Citibank, N.A., as Securities Administrator and Paying Agent

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1 Wells Fargo Bank, N.A., as Master Servicer

34.2 PHH Mortgage Corporation, as Servicer

34.3 First Republic Bank, as Servicer

34.4 Cenlar, FSB, as Servicer

34.5 Redwood Residential Acquisition Corporation, as Servicing Administrator

34.6 Everbank, as Servicer

34.7 Wells Fargo Bank, as Custodian

34.8 Citibank, N.A., as Securities Administrator and Paying Agent

(35)	Servicer Compliance Statement

35.1 Wells Fargo Bank, N.A., as Master Servicer

35.2 First Republic Bank, as Servicer

35.3 Cenlar, FSB, as Servicer

35.4 Redwood Residential Acquisition Corporation, as Servicing Administrator

35.5 Everbank, as Servicer

35.6 Citibank, N.A., as Securities Administrator and Paying Agent

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

Date: March 30, 2015

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

33.2 PHH Mortgage Corporation, as Servicer

33.3 First Republic Bank, as Servicer

33.4 Cenlar, FSB, as Servicer

33.5 Redwood Residential Acquisition Corporation, as Servicing Administrator

33.6 Everbank, as Servicer

33.7 Wells Fargo Bank, as Custodian

33.8 Citibank N.A., as Securities Administrator and Paying Agent

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1 Wells Fargo Bank, N.A., as Master Servicer

34.2 PHH Mortgage Corporation, as Servicer

34.3 First Republic Bank, as Servicer

34.4 Cenlar, FSB, as Servicer

34.5 Redwood Residential Acquisition Corporation, as Servicing Administrator

34.6 Everbank, as Servicer

34.7 Wells Fargo Bank, as Custodian

34.8 Citibank N.A., as Securities Administrator and Paying Agent

(35)	Servicer Compliance Statement

35.1 Wells Fargo Bank, N.A., as Master Servicer

35.2 First Republic Bank, as Servicer

35.3 Cenlar, FSB, as Servicer

35.4 Redwood Residential Acquisition Corporation, as Servicing Administrator

35.5 Everbank, as Servicer

35.6 Citibank N.A., as Securities Administrator and Paying Agent