Form 10-K
period 2015-12-31
Sequoia Mortgage Trust 2013-1
filed 2016-03-30
CIK 1563531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-179292-06

(Commission File Number of issuing entity)

0001563531

(Central Index Key Number of issuing entity)

Sequoia Mortgage Trust 2013-1

(Exact name of issuing entity as specified in its charter)

333-179292

(Commission File Number of depositor)

0001176320

(Central Index Key Number of depositor)

Sequoia Residential Funding, Inc.

(Exact name of depositor as specified in its charter)

0001530239

(Central Index Key Number of sponsor)

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

Item 1117 of Regulation AB, Legal Proceedings.

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against the depositor, Redwood Trust, Inc. (“Redwood Trust”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of December 31, 2015, the FHLB-Seattle has received approximately $120 million of principal and $11 million of interest payments in respect of the Seattle Certificate. As of December 31, 2015, the Seattle Certificate had a remaining outstanding principal amount of approximately $13 million. The claims were subsequently dismissed for lack of personal jurisdiction as to the depositor and Redwood Trust. The depositor and Redwood Trust agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against the depositor and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against the depositor and sought unspecified damages and attorneys’ fees and costs from the depositor. Schwab claims that the depositor made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of the depositor from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, as of December 31, 2015, Schwab has received approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. As of December 31, 2015, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. The depositor and Redwood Trust agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, the depositor and Redwood Trust could incur a loss as a result of these indemnities.

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

The depositor has been notified by Citibank, N.A. (“Citibank”), Wells Fargo Bank, N.A. (“Wells Fargo”) and U.S. Bank National Association (“U.S. Bank”), respectively, of material pending legal proceedings to which Citibank, Wells Fargo and U.S. Bank are, respectively, subject in connection with their role as trustee on certain RMBS transactions. This Sequoia transaction is not a party to nor subject to the pending legal proceedings.

The disclosure that the depositor received from each of Citibank, Wells Fargo and U.S. Bank, respectively, is included here:

Citibank, N.A.

Citibank, N.A. (“Citibank”) is acting as Securities Administrator of this RMBS transaction. In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in the state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. That case, involving the three remaining trusts, is pending.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act. Citibank filed a motion to dismiss this case on February 26, 2016.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank is jointly briefing a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are all in front of Judge Carter.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as securities administrator under the pooling and servicing agreement for this RMBS transaction.

Wells Fargo Bank, N.A.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

(D) agree with investors’ or the trustee’s records as to the total unpaid principal balance and number of pool assets serviced by the Servicer.

		X	X	X (Except NOT 1122(d)(3)(i)(C))	X (Except NOT 1122(d)(3)(i)(C))	X	X

1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.	X	X	X	X	X	X

1122(d)(3)(iii)	Disbursements made to an investor are posted within two business days to the Servicer’s investor records, or such other number of days specified in the transaction agreements.	X	X	X	X	X	X

1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.	X	X	X	X	X	X

Pool Asset Administration

1122(d)(4)(i)	Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.			X	X	X**	X	X

1122(d)(4)(ii)	Pool assets and related documents are safeguarded as required by the transaction agreements.			X	X	X**	X	X

1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed & approved in accordance with any conditions or requirements in the transaction agreements.	N/A	N/A	X	X	X	X

1122(d)(4)(iv)	Payments on pool assets, including any payoffs, made in accordance with the related pool asset documents are posted to the Servicer’s obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related pool asset documents.	N/A	N/.A	X	X	X	X

1122(d)(4)(v)	The Servicer’s records regarding the pool assets agree with the Servicer’s records with respect to an obligor’s unpaid principal balance.	N/A	N/A	X	X	X	X

1122(d)(4)(vi)	Changes with respect to the terms or status of an obligor’s pool assets (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.	N/A	N/A	X	X	X	X

1122(d)(4)(vii)	Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.	N/A	N/A	X	X	X	X

1122(d)(4)(viii)	Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity’s activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).	N/A	N/A	X	X	X	X

1122(d)(4)(ix)	Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.	N/A	N/A	X	X	X	X

1122(d)(4)(x)	Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor’s pool asset documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related pool assets, or such other number of days specified in the transaction agreements.	N/A	N/A	X	X	X	X

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

		N/A	N/A	X	X	X	X

1122(d)(4)(xii)	Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer’s funds and not charged to the obligor, unless the late payment was due to the obligor’s error or omission.	N/A	N/A	X	X	X	X

1122(d)(4)(xiii)	Disbursements made on behalf of an obligor are posted within two business days to the obligor’s records maintained by the servicer, or such other number of days specified in the transaction agreements.	N/A	N/A	X	X	X		X

1122(d)(4)(xiv)	Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.	X	N/A*	X	X	X		X

1122(d)(4)(xv)	Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.	N/A	N/A	N/A	N/A	N/A	N/A		N/A

*	The Revised PSA inadvertently and mistakenly indicates by “X” that Citibank performs Reg AB Item 1122(d)(4)(xiv). However, this Chart, as well as Citibank’s management assessment report and report of the independent accountants are accurate in that Reg AB Item 1122(d)(4)(xiv) is not performed by Citibank. This Reg AB Item 1122(d)(4)(xiv) servicing criteria function is being performed by other parties. In this SEMT 2013-1 transaction, the Reg AB Item 1122(d)(4)(xiv) servicing criteria function is performed by Wells Fargo, as master servicer, and by underlying servicers PHH Mortgage Corporation, First Republic Bank, Cenlar FSB and Everbank.
**	The Revised PSA indicates by “X” that Cenlar FSB performs Reg AB Items 1122(d)(4)(i-ii). However, Cenlar FSB’s management assessment report and report of the independent accountants state that Reg AB Items 1122(d)(4)(i-ii) are not performed by Cenlar. In this SEMT 2013-1 transaction, the Reg AB Items 1122(d)(4)(i-ii) servicing criteria functions, as to Cenlar FSB, are instead performed by Wells Fargo, as custodian.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are included as indicated below:

Exhibit Number	Description

(4)	Amended and Restated Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Sequoia Residential Funding, Inc., as depositor, Wells Fargo Bank, N.A., as master servicer, Citibank, N.A., as securities administrator and Christiana Trust, A Division of Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Form 8-K filed on January 6, 2014, Exhibit 20.2) (SEC File Number 333-179292-06)

(31)	Rule 13a-14(d)/15d-14(d) Certification

(33)	Reports on assessment of compliance with servicing criteria for asset-backed issuers

33.1 Wells Fargo Bank, N.A., as Master Servicer

33.2 PHH Mortgage Corporation, as Servicer

33.3 First Republic Bank, as Servicer

33.4 Cenlar, FSB, as Servicer

33.4a Corelogic Tax Services, LLC (formerly First American), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

33.4b Assurant, Inc., as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

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

33.8 Citibank, N.A., as Securities Administrator and Paying Agent

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1 Wells Fargo Bank, N.A., as Master Servicer

34.2 PHH Mortgage Corporation, as Servicer

34.3 First Republic Bank, as Servicer

34.4 Cenlar, FSB, as Servicer

34.4a Corelogic Tax Services, LLC (formerly First American), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

34.4b Assurant, Inc., as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

34.5 Redwood Residential Acquisition Corporation, as Servicing Administrator

34.6 Everbank, as Servicer

34.7 Wells Fargo Bank, as Custodian

34.8 Citibank, N.A., as Securities Administrator and Paying Agent

(35)	Servicer Compliance Statement

35.1 Wells Fargo Bank, N.A., as Master Servicer

35.2 First Republic Bank, as Servicer

35.3 Cenlar, FSB, as Servicer

35.3a Corelogic Tax Services, LLC (formerly First American), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

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

Sequoia Residential Funding, Inc.

(Depositor)

/s/ Brett D. Nicholas
Chairman of the Board, President and Chief Executive Officer (senior officer in charge of securitization of the depositor)

Date: March 30, 2016

EXHIBIT INDEX

Exhibit Number	Description

(4)	Amended and Restated Pooling and Servicing Agreement, dated as of January 1, 2014, by and among Sequoia Residential Funding, Inc., as depositor, Wells Fargo Bank, N.A., as master servicer, Citibank, N.A., as securities administrator and Christiana Trust, A Division of Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Form 8-K filed on January 6, 2014, Exhibit 20.2) (SEC File Number 333-179292-06)

(31)	Rule 13a-14(d)/15d-14(d) Certification

(33)	Reports on assessment of compliance with servicing criteria for asset-backed issuers

33.1 Wells Fargo Bank, N.A., as Master Servicer

33.2 PHH Mortgage Corporation, as Servicer

33.3 First Republic Bank, as Servicer

33.4 Cenlar, FSB, as Servicer

33.4a Corelogic Tax Services, LLC (formerly First American), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

33.4b Assurant, Inc., as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

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

33.8 Citibank, N.A., as Securities Administrator and Paying Agent

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1 Wells Fargo Bank, N.A., as Master Servicer

34.2 PHH Mortgage Corporation, as Servicer

34.3 First Republic Bank, as Servicer

34.4 Cenlar, FSB, as Servicer

34.4a Corelogic Tax Services, LLC (formerly First American), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

34.4b Assurant, Inc., as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

34.5 Redwood Residential Acquisition Corporation, as Servicing Administrator

34.6 Everbank, as Servicer

34.7 Wells Fargo Bank, as Custodian

34.8 Citibank, N.A., as Securities Administrator and Paying Agent

(35)	Servicer Compliance Statement

35.1 Wells Fargo Bank, N.A., as Master Servicer

35.2 First Republic Bank, as Servicer

35.3 Cenlar, FSB, as Servicer

35.3a Corelogic Tax Services, LLC (formerly First American), as Sub-Contractor for Cenlar FSB, as to Item 1122(d)(4)(xi)

35.4 Redwood Residential Acquisition Corporation, as Servicing Administrator

35.5 Everbank, as Servicer

35.6 Citibank, N.A., as Securities Administrator and Paying Agent